Form 10-K
period 2002-12-31
STRUCTURED ASSET MORT INVEST INC CDMC MO BK PS TH C S 2000 8
filed 2003-03-31
CIK 1127452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[  x  ]      Annual report pursuant to section 13 or 15(d) of the Securities
             Exchange Act of 1934 for the fiscal Year ended December 31, 2002

or

[      ]     Transition report pursuant to section 13 or 15(d) of the Securities
             Exchange Act of 1934

             Commission File Number:  333-51279-02


                          CENDANT MORTGAGE CORPORATION
                 CDMC MORTGAGE-BACKED PASS-THROUGH CERTIFICATES,
                                  SERIES 2000-8

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                     New York                                    13-4147743

           (STATE OR OTHER JURISDICTION                       (I.R.S. EMPLOYER
         OF INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

       c/o The Bank of New York, as Trustee
       101 Barclay Street, 8 West                                  10286
       New York, New York

          (ADDRESS OF PRINCIPAL EXECUTIVE                        (Zip Code)
                     OFFICES)



Registrant's telephone number, including area code: 212.815.4700

Securities registered pursuant to Section 12(b) of the Act:

         NONE.

Securities registered pursuant to Section 12(g) of the Act:

         NONE.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ___            No     ___X___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Not applicable.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405.)

         Not applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Not applicable.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

         Not applicable.

                                     PART I

Item 1.       Business

              Omitted.

Item 2.       Properties

         Not applicable.

Item 3.       Legal Proceedings.

The registrant knows of no material pending legal proceedings involving the trusts created under the Pooling and Servicing Agreement (the Trusts), the Trustee, the Servicer or the registrant with respect to the Trusts other than routine litigation incidental to the duties of the respective parties.

Item 4.       Submission of Matters to a Vote of Security Holders.

              None.

                                     PART II

Item 5.       Market for registrant's Common Equity and Related Stockholder
              Matters.

              Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2002, the number of holders of record for each class of Certificate were as follows:

              Class A1           1
              Class A2           1
              Class A3           1
              Class A4           1
              Class A5           1
              Class P            1
              Class X            1
              Class R            1
              Class B1           1
              Class B2           1
              Class B3           1
              Class B4           1
              Class B5           1
              Class B6           1

              Total:            14

Item 6.       Selected Financial Data.

              Omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

              Omitted.

Item 7A.      Quantitative and Qualitative Disclosures about Market Risk.

              Not applicable.

Item 8.       Financial Statements and Supplementary Data.

              See Item 14(a), Exhibits 99.1, 99.2, 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

              None.

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant.

              Not applicable.

Item 11.      Executive Compensation.

              Not applicable.

Item 12.      Security Ownership of Certain Beneficial Owners and Management.

              Not applicable.

Item 13.      Certain Relationships and Related Transactions.

              Not applicable.

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

              (a) Exhibits

              (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2002

              a) Cendant Mortgage Corporation

              (99.2) Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 2002.

              a) Cendant Mortgage Corporation

              (99.3) Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 2002.

              a) Cendant Mortgage Corporation

              (99.4) Aggregate Statement of Principal and Interest Distributions to Certificate Holders.

              (b) Reports on Form 8-K, dated as of October 31, 2002, November 30, 2002, and December 31, 2002, were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

              (c) Not applicable.

              (d) Omitted.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                       STRUCTURED ASSET MORTGAGE INVESTMENTS INC
                                                                    (Registrant)


                                                      By: /s/ Jeffrey Mayer
                                                         -----------------------
                                                      Name:   Jeffrey Mayer
                                                      Title:  President

                                                      Dated:  March 31, 2003

                                  CERTIFICATION

I, Jeffrey Mayer, certify that:

l. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of CDMC Trust 2000-8, CDMC Mortgage-Backed Pass-Through Certificates, Series 2000-8.

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:

Bank of New York as Trustee
Cendant Mortgage Corporation, as Servicer

Date: March 31, 2003



                                              By:  /s/ Jeffrey Mayer
                                                  ------------------------------
                                              Name:    Jeffrey Mayer
                                              Company: Structured Asset Mortgage
                                                       Investments Inc.
                                              Title:   President

Ex.-99.1 a)

INDEPENDENT ACCOUNTANTS' REPORT

To Cendant Mortgage Corporation:

We have examined management's assertion about Cendant Mortgage Corporation's compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS (USAP) as of and for the year ended December 31, 2002 included in the accompanying management assertion. Management is responsible for Cendant Mortgage Corporation's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Cendant Mortgage Corporation's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Cendant Mortgage Corporation's compliance with the minimum servicing standards.

In our opinion, management's assertion that Cendant Mortgage Corporation complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects.

/s/ Deloitte & Touche

February 21, 2003




Ex-99.2 a)


As of and for the year ended December 31, 2002, Cendant Mortgage Corporation (the Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS. As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $120 million and $20 million, respectively.

Cendant Mortgage Corporation

/s/ Terence W. Edwards
----------------------
Terence W. Edwards
President and Chief Executive Officer



/s/ Mark Danahy
----------------------
Mark Danahy
Senior Vice President & Chief Financial Officer



/s/ Martin L. Foster
----------------------
Martin L. Foster
Senior Vice President - Loan Servicing



Ex-99.3 a)


March 11, 2003

The Bank of New York
101 Barclay Street, SW
New York, NY 10286

Attn:  Diane Pickett

RE:  Officer's Certificate - Annual Certification

Dear Master Servicer:

The undersigned officer certifies the following for Cendant Mortgage Corp. for the 2002 calendar year. To the best of our knowledge:

a) The activities and performances of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Servicer Guide and to the best of my knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the Servicer to perform any such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Bank of NY;

b) The Servicer is currently an approved FNMA or FHLMC Servicer in good standing;

c) The Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Servicer Guide are in full force and effect;

d) All premiums for each Hazard insurance Policy, Flood insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that such insurance policies are in full force and effect;

e) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgage Property, have been paid, or if any such costs or expenses have been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Bank of NY;

f)       All Custodial Accounts have been reconciled and are properly funded;
         and

g) All annual reports of Foreclosure and Abandonment of Mortgaged Property required per section 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified by:



/s/ Marc Hinkle
-------------------------------
Officer - Marc J. Hinkle



Vice President - Loan Servicing
-------------------------------
Title



3/11/2003
---------
Date