Form 10-K
period 2000-12-31
STRUCTURED ASSET MORT INVEST INC CDMC MO BK PS TH C S 2000 8
filed 2004-02-09
CIK 1127452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[ x ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal Year ended December 31, 2000

or

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
       New York, New York

          (Address of Principal Executive
                     Offices) (Zip Code)



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

Yes              No    X
    ------          ------

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

Item 4.     Submission of Matters to a Vote of Security Holders.

            None.

                                     PART II

Item 5.     Market for registrant's Common Equity and Related Stockholder
            Matters.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 29, 2000, the number of holders of record for each class of Certificate were as follows:

              Class A1           4
              Class A2           1
              Class A3           2
              Class A4           3
              Class A5           9
              Class P            1
              Class X            1
              Class R            1
              Class B1           1
              Class B2           1
              Class B3           1
              Class B4           1
              Class B5           1
              Class B6           1

              Total:            28

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

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

            (a) Exhibits

            (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2000

            a) Cendant Mortgage Corporation

            (99.2) Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 2000.

            a) Cendant Mortgage Corporation

            (99.3) Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 2000.

            a) Cendant Mortgage Corporation

            (99.4) Aggregate Statement of Principal and Interest Distributions to Certificate Holders.

            (b) Reports on Form 8-K, dated as of October 31, 2000, November 30, 2000, and December 31, 2000, were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

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

                                      STRUCTURED ASSET MORTGAGE INVESTMENTS INC
                                                                   (Registrant)


                                      By:     /s/ Jeffrey Mayer
                                              ---------------------------------
                                      Name:   Jeffrey Mayer
                                      Title:  President

                                      Dated:  December 4, 2003

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

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:

Bank of New York as Trustee
Cendant Mortgage Corporation, as Servicer

Date: December 4, 2003



                                    By:       /s/ Jeffrey Mayer
                                              ---------------------------------
                                    Name:     Jeffrey Mayer
                                    Company:  Structured Asset Mortgage
                                              Investments Inc.
                                    Title:    President