Form 10-K
period 2003-12-31
STRUCTURED ASSET MORT INVEST INC CDMC MO BK PS TH C S 2000 8
filed 2004-04-13
CIK 1127452

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
      For the fiscal year ended December 31, 2003

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-51279-02


        Cendant Mortgage Corporation
        CDMC Mortgage-Backed Pass-Through Certificates
        Series 2000-8

       (Exact name of registrant as specified in its charter)



   New York                                     13-4147743
  (State or other jurisdiction of               (I.R.S. Employer
  incorporation or organization)                Identification No.)

   c/o The Bank of New York,
   as Trustee
   101 Barclay Street, 8 West
   New York, New York                                   10007
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

      Yes          No  X
          ---         ---







  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

  Item 1.   Business.

            Omitted.

  Item 2.   Properties.

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





  Item 4.  Submission of Matters to a Vote of Security Holders.


            None.

                                     PART II


  Item 5.  Market for registrant's Common Equity and Related Stockholder
           Matters.


            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2003, the number of holders of record for each class of Certificate were as follows:


             Class X                           1
             Class B1                          1
             Class B2                          1
             Class B3                          1
             Class B4                          1
             Class B5                          1
             Class B6                          1

             Total:                            7


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

                                     PART IV


  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a) Exhibits

    (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2003


           a)  Cendant Mortgage Corporation


    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2003.


           a)  Cendant Mortgage Corporation


    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2003.


           a)  Cendant Mortgage Corporation



    (99.4) Aggregate Statement of Principal and Interest Distributions to
           Certificate Holders.


   (b) Reports on Form 8-K, dated as of October 31, 2003, November 30, 2003, and December 31, 2003, were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.





   (c)  Not applicable.

   (d)  Omitted.

                                   SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


                           STRUCTURED ASSET MORTGAGE INVESTMENTS INC



                                    By: /s/ Jeffrey Mayer
                                        ----------------------------
                                        Name:   Jeffrey Mayer
                                        Title:  President

                                        Dated:  April 5, 2004





  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.



  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.